Form 10-Q
period 1996-05-01
BABY SUPERSTORE INC
filed 1996-06-14
CIK 927806

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)
  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended May 1, 1996

____     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ________________ to _____________
Commission File Number:  0-24614

                              BABY SUPERSTORE, INC.
               (Exact Name of Registrant as Specified in Charter)


      South Carolina                                             57-0527831
(State or Other Jurisdiction of Incorporation or Organization)   (I.R.S. Employer Identification Number)

     1201 Woods Chapel Road                                       29334
     Duncan, South Carolina                                      (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code:              (864)968-9292

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes    X          No

At June 7, 1996, there were 19,232,833 shares of Common Stock, no par value, outstanding.

                                  Page 1 of 15
                            Exhibits Begin on Page 15

                              BABY SUPERSTORE, INC.

                   FORM 10-Q FOR THE QUARTER ENDED MAY 1, 1996

                                      INDEX

                                                                                                                   Page

Part I.  Financial Information

         Item 1.  Financial Statements (Unaudited):

                  a.  Condensed consolidated balance sheets as of May 1, 1996 and                                  3-4
                        January 31, 1996

                  b.  Condensed consolidated statements of income for the thirteen
                        weeks ended May 1, 1996 and April 26, 1995                                                 5

                  c.  Condensed consolidated statements of cash flows for the
                        thirteen weeks ended May 1, 1996 and April 26, 1995                                        6

                  d.  Notes to unaudited condensed consolidated financial statements -                             7-8
                        May 1, 1996

                  e.  Independent accountants' report on review of interim
                         financial information                                                                     12

         Item 2.  Management's Discussion and Analysis of Financial                                                9-11
                     Condition and Results of Operations

Part II.  Other Information

         Item 1.  Legal Proceedings                                                                                13

         Item 2.  Change in Securities                                                                             13

         Item 3.  Defaults in Senior Securities                                                                    13

         Item 4.  Submission of Matters to a Vote of Security Holders                                              13

         Item 5.  Other Information                                                                                14

         Item 6.  Exhibits and Reports on Form 8-K                                                                 14

Signatures                                                                                                         15

                         Part 1 - Financial Information

Item 1.     Financial Statements

                              BABY SUPERSTORE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)



                                                                 May 1,                January 31,
                                                                  1996                    1996
                                                              (Unaudited)                  (1)

ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                $     64,715                $    72,353
   Marketable securities                                          28,322                     35,292
   Receivables                                                     4,909                      5,441
   Merchandise inventories                                       109,697                    101,402
   Prepaid income taxes                                              ---                        695
   Other current assets                                              342                        396
                                                            ------------                ------------

            Total current assets                                 207,985                    215,579
                                                               ---------                 ----------

PROPERTY AND EQUIPMENT, NET                                       56,699                     52,046
                                                              ----------                 ----------

OTHER ASSETS:
   Deferred debt issuance costs                                    3,193                      3,350
   Deferred income taxes                                             695                        444
   Utility deposits                                                  252                        226
                                                          --------------               ------------

TOTAL ASSETS                                                 $   268,824                $   271,645
                                                              ==========                 ==========


(1)  Derived from audited financial statements.

See notes to unaudited condensed consolidated financial statements.

                              BABY SUPERSTORE, INC.

                        (In thousands, except share data)




                                                             May 1,                     January 31,
                                                              1996                        1996
                                                           (Unaudited)                     (1)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                          $    41,135                 $     47,400
   Accrued expenses                                                6,026                        5,979
   Accrued interest                                                  389                        1,760
   Income taxes payable                                            1,431                          272
                                                             -----------                -------------
            Total current liabilities                             48,981                       55,411

OTHER DEFERRED CREDITS                                             2,511                        2,381

4 7/8% CONVERTIBLE SUBORDINATED
  NOTES DUE 2000                                                 115,000                      115,000
                                                             -----------                  -----------

TOTAL LIABILITIES                                                166,492                      172,792
                                                             -----------                  -----------

SHAREHOLDERS' EQUITY:
   Common Stock; no par value, 50,000,000 shares
      authorized,  19,232,833 (May 1,
      1996) and 19,223,184 (January 31, 1996)
      shares issued and outstanding                               71,304                       71,108
   Retained earnings                                              31,028                       27,745
                                                             -----------                  -----------
            Total shareholders' equity                           102,332                       98,853
                                                              ----------                  -----------

TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY                             $   268,824                  $   271,645
                                                              ==========                   ==========

(1)  Derived from audited financial statements.

See notes to unaudited condensed consolidated financial statements.

                              BABY SUPERSTORE, INC.

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                      (In thousands, except per share data)



                                                                                  Thirteen Weeks Ended
                                                                          May 1,                          April 26,
                                                                          1996                              1995

Net sales                                                             $  106,780                         $   67,293
Cost of sales                                                             77,089                             47,817
                                                                        --------                           --------

Gross profit                                                              29,691                             19,476

Selling, general and administrative expenses                              23,706                             14,381
                                                                        --------                          ---------

Income from operations                                                     5,985                              5,095

Interest income                                                           (1,136)                              (234)

Interest expense                                                           1,559                              ---

Other expense                                                                  6                                159
                                                                    ------------                        -----------
Income before income taxes and cumulative
  effect of change in accounting principle                                 5,556                              5,170

Income tax provision                                                       2,030                              1,975
                                                                      ----------                         ----------
Income before cumulative effect of change in
  accounting principle                                                     3,526                              3,195

Cumulative effect of change in accounting principle (adoption
  of SFAS 121) net of income taxes of $141,000                               245                                ---
                                                                      ----------                       ------------

Net income                                                            $    3,281                         $    3,195
                                                                      ==========                         ==========

Net income per common share before cumulative
  effect of change in accounting principle                           $      0.18                        $      0.17

Cumulative effect of change in accounting principle                         0.01                                ---
                                                                    ------------                     --------------

Net income per common share                                          $      0.17                        $      0.17
                                                                     ===========                        ===========

Weighted average common shares outstanding                                19,621                             19,182
                                                                      ==========                         ==========


See notes to unaudited condensed consolidated financial statements.

                              BABY SUPERSTORE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)


                                                                                                            Thirteen Weeks Ended
                                                                                                         May 1,            April 26,
                                                                                                          1996               1995


CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                             $    3,281           $  3,195
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
     Cumulative effect of change in accounting principle, net                                                 245              --
     Depreciation and amortization                                                                          1,999             1,036
     Amortization of debt issuance costs                                                                      157              --
     Writedown and loss on disposition of property                                                             13               171
     Deferred income taxes                                                                                    (34)               60
     Decrease (increase) in assets and increase (decrease) in liabilities:
        Receivable                                                                                            532               106
        Merchandise inventories                                                                            (8,295)          (12,010)
        Prepaid and other assets                                                                              (59)               (9)
        Prepaid income taxes                                                                                  695              --
        Accounts payable                                                                                   (6,265)            4,634
        Accrued expenses                                                                                       47               994
        Accrued interest                                                                                   (1,371)             --
        Income taxes payable                                                                                1,159             1,825
        Other deferred credits                                                                                130                 7
                                                                                                         --------          --------
           Net cash provided by (used in) operating activities                                             (7,766)               78
                                                                                                         --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                                                                                         (7,040)           (7,326)
Maturities of marketable securities                                                                         6,970                --
           Net cash used in investing activities                                                              (70)           (7,326)
                                                                                                         --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from public offering of Common Stock, net of offering expenses                                      --              28,566
Proceeds from issuance of Common Stock under stock purchase and option plans                                  198               512
Payments to redeem Common Stock                                                                              --                  (2)
                                                                                                         --------          --------
           Net cash provided by financing activities                                                          198            29,076
                                                                                                         --------          --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                       (7,638)           21,828

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                             72,353            13,682
                                                                                                         --------          --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                                 $ 64,715          $ 35,510
                                                                                                         ========          ========

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid                                                                                        $    322          $     90
Interest paid                                                                                            $  2,772          $   --



 See notes to unaudited condensed consolidated financial statements.

                              BABY SUPERSTORE, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   May 1, 1996

1.       Basis of presentation:

         The accompanying condensed financial statements are unaudited. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the annual report. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included and were normal and recurring in nature. Interim results are not necessarily indicative of results that may be expected for a full year.

2.       Effect of New Accounting Pronouncement

         The Company was required to adopt Statement of Financial Accounting Standards (SFAS No. 121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" as of February 1, 1996. This statement essentially requires that when the Company commits to closing specific stores, the fixed assets for such stores (primarily leasehold improvements) be written down to fair market value. The cumulative effect of the adoption of SFAS No. 121 resulted in a charge of approximately $245,000 (net of an income tax benefit of $141,000) in the May 1, 1996 income statement.

3.       Inventories:

         Inventories are valued at the lower of cost, as determined using the retail method applied on the average cost basis, or market.

4.       Long Term Debt and Credit Facility:

         On September 27, 1995, the Company sold $115 million of 4 7/8% convertible subordinated notes due 2000. The notes are convertible into Common Stock at the Company's option any time on or after October 3, 1997 at a conversion price of $53.875 per share. Interest is payable semi-annually on April 1st and October 1st.

          The Company has a commitment from NationsBank, National Association (Carolinas) for a $25 million credit facility with a one-year unsecured revolving line of credit. There were no outstanding borrowings under this facility at May 1, 1996.

5.       Income taxes:

         Income taxes are provided based upon management's estimate of the annual effective tax rate.

6.       Stock split:

         The Company effected a three-for-two stock split in the form of a stock dividend in February 1995. All common share and per share data reflect these stocks splits.

7.       Stock options and stock purchase plan:

         During the quarter ended May 1, 1996, stock options for the purchase of 38,000 shares of Common Stock were granted at fair market value under the Stock Incentive Plan and 4,725 shares were purchased under the Employee Stock Purchase Plan.

8.       Net income per common share:

         Net income per common share is computed based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares are represented by shares under option or warrant.

         The 4 7/8% convertible subordinated notes were determined not to be Common Stock equivalents at the issuance date based on the yield to maturity and are anti-dilutive under the "if converted" method. Therefore, the common equivalent shares represented by the 4 7/8% convertible subordinated notes are excluded from both the primary net income per share and fully diluted net income per share calculations.

BABY SUPERSTORE, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Thirteen Weeks (First Quarter) Ended May 1, 1996 Compared to Thirteen Weeks (First Quarter) Ended April 26, 1995:

         During the thirteen weeks ended May 1, 1996, the Company opened four stores, one of which was a relocation of an existing store, as compared to one store opening, a relocation, in the comparable period of 1995. At May 1, 1996, the Company operated 64 stores, as compared to 46 stores at April 26, 1995. During the thirteen weeks ended May 1, 1996, sales increased 59% to $106.8 million, as compared to $67.3 million in the same period of the previous fiscal year. This increase reflects an 8% increase in comparable store sales, as well as sales from the 23 new stores opened and three stores expanded during the fifty-two week period ending May 1, 1996. Comparable store sales were below the Company's objectives, and managment expects sales weakness to continue in the near term. The comparable store sales growth was generated primarily by enhanced merchandising programs, including additions of baby food and baby formula in the commodity department. Comparable store sales were negatively impacted by the liquidation of a competitor in Florida during the quarter and the effects of opening of new stores in existing markets. The Company considers stores that have not expanded and are older than twelve months as comparable, and there were 35 such stores at May 1, 1996.

         Gross profit was $29.7 million, or 27.8% of sales for the thirteen weeks ended May 1, 1996, compared to $19.5 million, or 28.9% of sales for the same period of the previous fiscal year. The Company priced aggressively during the quarter and also saw the sales of commodities, a very low margin category, increase to 10.1% of first quarter 1996 sales from 5.4% of sales in the first quarter of 1995.

         Selling, general and administrative costs for the thirteen weeks ended May 1, 1996 were $23.7 million, or 22.2% of sales, as compared to $14.4 million, or 21.4% of sales for the same period of the previous fiscal year. Earnings were principally impacted by an increase in selling, general and administrative costs and by a reduction in gross margin. Management expects continued increases in selling, general and administrative costs and reductions in gross margin in the near term. Gross margins were impacted by lower margins on commodity items such as diapers and formula. The increase in selling, general and administrative costs as a percentage of sales was primarily attributable to increased costs related to investments made in additional Company infrastructure (primarily the hiring of additional personnel) as well as the opening of four stores during the first quarter of 1996, compared to one store opening, a relocation, in the same period of 1995.

         As a result of the above factors, income from operations for the thirteen weeks ended May 1, 1996 increased 17.5% to $6.0 million, or 5.6% of sales, as compared to $5.1 million, or 7.6% of sales, for the same period of the previous fiscal year.

         Net interest expense for the first quarter of 1996 was $423,000, compared to net interest income of $234,000 in the first quarter of 1995. This was primarily attributable to interest expense associated with Company's 4 7/8%, $115 million convertible subordinated notes issued on September 27, 1995. The unexpended proceeds are currently invested principally in cash equivalents or marketable securities with maturities of one year or less. The Company invested a significant portion of its investment portfolio in tax exempt securities during the quarter, resulting in lower interest income.

         The Company was required to adopt Statement of Financial Accounting Standards (SFAS No. 121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of "as of February 1, 1996. This statement essentially requires that when the Company commits to closing specific stores, the fixed assets for such stores (primarily leasehold improvements) be written down to fair market value. The cumulative effect of the adoption of SFAS No. 121 resulted in a charge of approximately $245,000 (net of an income tax benefit of $141,000) in the May 1, 1996 income statement.

         The Company's effective income tax rate for the thirteen weeks ended May 1, 1996 decreased to 36.5% from 38.2% in the comparable period in 1995. The decrease was primarily due to the Company's investment of a significant portion of its marketable securities in tax exempt securities during the quarter.

         As a result of the factors described above, net income for the thirteen weeks ended May 1, 1996, increased 2.7% to $3.3 million, or $0.17 per share and 3.1% of sales, compared to $3.2 million, or $0.17 per share and 4.8% of sales for the same period in 1995.


 LIQUIDITY AND CAPITAL RESOURCES:

         Net cash used in operating activities was $7.8 million during the thirteen weeks ended May 1, 1996, compared to cash provided by operations of $78,000 in the same period of 1995. Such decrease was due primarily to increased inventory levels associated with the Company's new store openings, store expansions, and a build up of inventory for planned new store openings in the second quarter of fiscal 1996.

         Net cash flows used in investing activities totalled $70,000 for the thirteen weeks ended May 1, 1996, compared to $7.3 million for the same period of the previous fiscal year. This decrease was primarily due to the maturity of $7.0 million of marketable securities during the thirteen week period ended May 1, 1996. Capital expenditures in 1996 related primarily to costs assciated with four new store openings while capital expenditures for the comparable 1995 period included costs to complete the Company's distribution and home office facility in Duncan, SC, the purchase of the Company's warehouse in Simpsonville, SC and the costs associated with one new store opening.

         Net cash flows provided by financing activities were $198,000 during the thirteen weeks ended May 1, 1996, compared to net cash provided of $29.1 million in the same period of the previous fiscal year. The Company received $28.6 million from a public offering of Common Stock in March 1995.

         Cash, cash equivalents and marketable securities totaled $93.0 million at May 1, 1996. Such amounts were invested principally in Federal agency discount notes, municipal and other securities with terms to maturity of one year or less when purchased.

         The Company has a commitment for a $25 million revolving line of credit from NationsBank, N.A. (Carolinas). As of May 1, 1996 the Company had outstanding letters of credit with NationsBank, N.A.
(Carolinas) totalling approximately $5.7 million.

         The Company estimates that capital expenditures for fiscal 1996 will approximate $30 to $40 million. During the remainder of fiscal 1996, the Company plans to open approximately 18 additional stores, an estimated four of which are expected to be a relocation of an existing store. The Company anticipates that cash generated from operations, together with its existing cash resources, and funds available from its revolving line of credit, will be sufficient to satisfy the Company's cash needs for the next 18 months.

         Baby Superstore has never paid cash dividends on its Common Stock and has no intention of paying cash dividends in the foreseeable future.

IMPACT OF INFLATION:

         The Company does not believe inflation has had or is likely to have a material adverse effect on its results of operation.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENT:

         In October 1995, Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," was issued and is effective for the Company on February 1, 1996. As permited by SFAS No. 123, the Company will continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded to its stock based compensation awards to employees and will disclose the required proforma effect on net income and earnings per share.

INDEPENDENT ACCOUNTANT'S REVIEW REPORT


Baby Superstore, Inc.

We have reviewed the accompanying condensed consolidated balance sheets of Baby Superstore, Inc. and subsidiaries (the "Company") as of May 1, 1996 and April 26, 1995, and the related condensed consolidated statements of income and of cash flows for the thirteen (13) week periods then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Baby Superstore, Inc. and subsidiaries as of January 31, 1996, and the related consolidated statements of income and cash flows for the year then ended (not presented herein); and in our report dated March 29, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Deloitte & Touche LLP
May 28, 1996

                              BABY SUPERSTORE, INC.

                           Part II - Other Information


Item 1.           LEGAL PROCEEDINGS:
                  None.

Item 2.           CHANGES IN SECURITIES:
                  None.

Item 3.           DEFAULTS UPON SENIOR SECURITIES:
                  None.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
                  a. An Annual Meeting of Shareholders of the Company was held on June 4, 1996

                  b. The seven directors listed in subsection (c) were elected at the meeting. The Company has no other directors whose term of office continued after the meeting.

                  c.       i.       Election of Directors


                                                                                       Number of Shares
                                                                                                                   Withhold
                                                                              For                                  Authority

                                    Jack P. Tate                         17,063,332                                14,836
                                    Linda M. Robertson                   17,063,132                                15,036
                                    Jodi L. Taylor                       17,059,629                                18,539
                                    Robert E. Howard                     17,063,369                                14,799
                                    Kenneth G. Langone                   17,063,339                                14,829
                                    Roger G. Owens                       17,061,857                                16,311
                                    Thomas L. Teague                     17,062,789                                15,379

                           ii.      Proposal  to  ratify  the   appointment   of
                                    Deloitte   &  Touche   LLP  as   independent
                                    auditors for the Company for the fiscal year ending January 31, 1996.


                                                               Number of Shares
                                    For                             17,070,524
                                    Against                              5,788
                                    Abstain                              1,856

Item 5.           OTHER INFORMATION:
                  None.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K:

         a.       Exhibits:

                  11.1     Computation of net income per common share

         b.       Reports on Form 8-K:
                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     BABY SUPERSTORE, INC.
                                     (Registrant)

Date:     June 14, 1996           /s/ Jack P. Tate
      --------------------     -------------------------
                                    Jack P. Tate
            Chairman of the Board and Chief Executive Officer
             (Principal executive officer of the Registrant)

Date:     June 14 , 1996          /s/ Jodi L. Taylor
      --------------------    ---------------------------
                                 Jodi L. Taylor
                                 Chief Financial Officer
                                 (Principal financial officer of the Registrant)