Form 10-K405/A
period 1996-01-31
BABY SUPERSTORE INC
filed 1996-09-11
CIK 927806

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A


(MARK ONE)

[(check mark)] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
               EXCHANGE ACT OF 1934
     (Fee Required)

For the fiscal year ended January 31, 1996

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     (No Fee Required)

For the transition period from                        to

COMMISSION FILE NUMBER: 0-24614

                              BABY SUPERSTORE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                       South Carolina                                                   57-0527831
      (STATE OR OTHER JURISDICTION OF INCORPORATION OR
                        ORGANIZATION)                                     (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

       1201 Woods Chapel Road, Duncan, South Carolina                                      29334
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                      (ZIP CODE)

Registrant's telephone number, including area code: (864) 968-9292

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       Yes (check mark)         No

     Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (check mark)

     The aggregate market value of voting stock held by non-affiliates of the registrant on April 19, 1996 was approximately $841,436,444, based upon the last sale price reported for such date on the Nasdaq National Market System. On that date, 19,232,833 shares of Common Stock, no par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended January 31, 1996 ("Annual Report") are incorporated by reference into
Part II and Part IV.

     Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held June 4, 1996 ("Proxy Statement") are incorporated by reference into Part III.

This amendment amends the Company's Form 10-K for the fiscal year ended January 31, 1996, by adding the following two sentences:

On September 27, 1995, the Company sold $115 million of 4 7/8% convertible subordinated notes due 2000. The notes are convertible at the security holders' option into Common Stock at any time on or before October 1, 2000, unless previously redeemed by the Company, at a conversion price of $53.875 per share.