Form 10-Q/A
period 1996-05-01
BABY SUPERSTORE INC
filed 1996-09-11
CIK 927806

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A



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

This Form 10-Q/A is being filed to attach a Financial Data Schedule and to amend note no. 4 of the Financial Statements appearing within "Part I - Financial Information, Item 1 - Financial Statements" appearing in the current report on Form 10-Q for the quarter ended May 1, 1996 filed on June 14, 1996.



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

                              BABY SUPERSTORE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)


                                                                                                            Thirteen Weeks Ended
                                                                                                         May 1,            April 26,
                                                                                                          1996               1995


CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                             $    3,281           $  3,195
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
     Cumulative effect of change in accounting principle, net                                                 245              --
     Depreciation and amortization                                                                          1,999             1,036
     Amortization of debt issuance costs                                                                      157              --
     Writedown and loss on disposition of property                                                             13               171
     Deferred income taxes                                                                                    (34)               60
     Decrease (increase) in assets and increase (decrease) in liabilities:
        Receivable                                                                                            532               106
        Merchandise inventories                                                                            (8,295)          (12,010)
        Prepaid and other assets                                                                              (59)               (9)
        Prepaid income taxes                                                                                  695              --
        Accounts payable                                                                                   (6,265)            4,634
        Accrued expenses                                                                                       47               994
        Accrued interest                                                                                   (1,371)             --
        Income taxes payable                                                                                1,159             1,825

        Other deferred credits                                                                                130                76

                                                                                                         --------          --------
           Net cash provided by (used in) operating activities                                             (7,766)               78
                                                                                                         --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                                                                                         (7,040)           (7,326)
Maturities of marketable securities                                                                         6,970                --
           Net cash used in investing activities                                                              (70)           (7,326)
                                                                                                         --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from public offering of Common Stock, net of offering expenses                                      --              28,566
Proceeds from issuance of Common Stock under stock purchase and option plans                                  198               512
Payments to redeem Common Stock                                                                              --                  (2)
                                                                                                         --------          --------
           Net cash provided by financing activities                                                          198            29,076
                                                                                                         --------          --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                       (7,638)           21,828

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                             72,353            13,682
                                                                                                         --------          --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                                 $ 64,715          $ 35,510
                                                                                                         ========          ========

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid                                                                                        $    322          $     90
Interest paid                                                                                            $  2,772          $   --



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


         The Company has a commitment from NationsBank, National Association (Carolinas) for a $25 million credit facility with a one-year revolving line of credit, there were no outstanding borrowings under this facility at May 1, 1996.

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