Form 10-Q
period 1996-07-31
BABY SUPERSTORE INC
filed 1996-09-16
CIK 927806

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)
  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended July 31, 1996

____     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _________________ to __________________

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

                                    Yes X   No

At September 9, 1996, there were 19,235,533 shares of Common Stock, no par value, outstanding.

                                  Page 1 of 16
                            Exhibits Begin on Page 16

                              BABY SUPERSTORE, INC.

                  FORM 10-Q FOR THE QUARTER ENDED JULY 31, 1996

                                      INDEX


                                                                                                                   Page
Part I.  Financial Information

         Item 1.  Financial Statements (Unaudited):

                  a.  Condensed consolidated balance sheets as of July 31, 1996                                    3-4
                        and January 31, 1996

                  b.  Condensed consolidated statements of operations for the thirteen and
                        twenty-six weeks ended July 31, 1996 and July 26, 1995                                     5

                  c.  Condensed consolidated statements of cash flows for the twenty-six
                        weeks ended July 31, 1996 and July  26, 1995                                               6

                  d.  Notes to unaudited condensed consolidated financial statements -                             7-8
                        July 31, 1996

                  e.   Independent accountant's report on review of interim financial
                         information                                                                               13

         Item 2.  Management's Discussion and Analysis of Financial                                                9-12
                     Condition and Results of Operations

Part II.  Other Information

         Item 1.  Legal Proceedings                                                                                14

         Item 2.  Change in Securities                                                                             14

         Item 3.  Defaults in Senior Securities                                                                    14

         Item 4.  Other Information                                                                                14

         Item 5.  Exhibits and Reports on Form 8-K                                                                 14

Signatures                                                                                                         15

                         Part 1 - Financial Information

Item 1.     Financial Statements

                              BABY SUPERSTORE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)



                                                             July 31,           January 31,
                                                              1996                1996
                                                           (Unaudited)             (1)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                               $  40,697           $  72,353
   Marketable securities                                      54,108              35,292
   Receivables                                                 5,594               5,441
   Merchandise inventories                                    87,291             101,402
   Prepaid income taxes                                        9,024                 695
   Other current assets                                          138                 396
                                                           ---------           ---------

            Total current assets                             196,852             215,579
                                                           ---------           ---------

PROPERTY AND EQUIPMENT, NET                                   61,709              52,046
                                                           ---------           ---------

OTHER ASSETS:
   Deferred debt issuance costs                                3,034               3,350
   Deferred income taxes                                       1,136                 444
   Utility deposits                                              289                 226
                                                           ---------           ---------

TOTAL ASSETS                                               $ 263,020           $ 271,645
                                                           =========           =========


(1)  Derived from audited financial statements.

See notes to unaudited condensed consolidated financial statements.

                              BABY SUPERSTORE, INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

                        (In thousands, except share data)





                                                                  July 31,                January 31,
                                                                    1996                     1996
                                                               (Unaudited)                   (1)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                          $    45,249                 $     47,400
   Accrued expenses                                                7,910                        5,979
   Accrued interest                                                1,791                        1,760
   Income taxes payable                                              ---                          272
                                                          --------------                -------------
            Total current liabilities                             54,950                       55,411

OTHER DEFERRED CREDITS                                             2,423                        2,381

4 7/8% CONVERTIBLE SUBORDINATED
  NOTES DUE 2000                                                 115,000                      115,000
                                                             -----------                  -----------

TOTAL LIABILITIES                                                172,373                      172,792
                                                             -----------                  -----------

SHAREHOLDERS' EQUITY:
   Common Stock; no par value, 50,000,000 shares authorized, 19,235,533 (July
      31, 1996) and 19,223,184 (January 31, 1996)
      shares issued and outstanding                               71,307                       71,108
   Retained earnings                                              19,340                       27,745
                                                             -----------                  -----------
            Total shareholders' equity                            90,647                       98,853
                                                             -----------                  -----------

TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY                             $   263,020                  $   271,645
                                                              ==========                   ==========

(1)  Derived from audited financial statements.

See notes to unaudited condensed consolidated financial statements.

                              BABY SUPERSTORE, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                      (In thousands, except per share data)


                                                 Thirteen Weeks Ended             Twenty-six Weeks Ended
                                               July 31,        July 26,         July 31,          July 26,
                                                 1996            1995             1996              1995
                                              ---------       ---------        ---------         -------
Net sales                                    $  102,554      $   64,532       $  209,334        $  131,826

Cost of sales                                    92.910          46,045          170,000            93,862
                                              ---------       ---------        ---------         ---------

Gross profit                                      9,644          18,487           39,334            37,964

Selling, general and administrative              28,021          14,047           51,727            28,414
                                              ---------       ---------        ---------         ---------
  costs

Income (Loss) from operations                   (18,377)          4,440          (12,393)            9,550

Other expense                                         2               3                8               176

Interest expense                                  1,561             ---            3,119               ---

Interest income                                   1,088             432            2,224               666
                                             ----------      ----------        ---------        ----------

Income (Loss) before income taxes and
  cumulative effect of change in
  accounting principle                          (18,852)          4,869          (13,296)           10,040

Income tax provision (benefit)                   (7,164)          1,860           (5,134)            3,835
                                             -----------      ---------        ----------        ---------

Income (Loss) before cumulative effect
  in accounting principle                       (11,688)          3,009           (8,162)            6,205

Cumulative effect of change in accounting
  principle (adoption of SFAS 121) net
  of income taxes of $141,000                       ---             ---             (245)              ---
                                         --------------   -------------       -----------    -------------

Net income (loss)                              $(11,688)      $   3,009         $ (8,407)        $   6,205
                                              ==========      =========         =========        =========

Net income (loss) per common share
  before cumulative effect of accounting
  principle change                           $    (0.61)      $    0.15        $   (0.43)        $    0.32

Cumulative effect of change in
  accounting principle per share                     ---            ---        $   (0.01)              ---
                                          --------------  -------------        ----------    -------------

Net income (loss) per share                   $   (0.61)      $    0.15        $   (0.44)        $    0.32
                                              ==========      =========        ==========        =========

Weighted average common
  shares outstanding                             19,235          19,716           19,230            19,449
                                             ==========       =========        =========          ========



  See notes to unaudited condensed consolidated financial statements.

                              BABY SUPERSTORE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)



                                                                                        Twenty-six Weeks Ended
                                                                                    July 31,               July 26,
                                                                                      1996                   1995


CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                                  $  (8,407)             $   6,205
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
   Cumulative effect of change in accounting principle, net                              245                    ---
   Depreciation                                                                        4,230                  2,258
   Amortization of debt issuance costs                                                   316                    ---
   Writedown and loss on disposition of property                                          92                    174
   Deferred income taxes                                                                (551)                    51
   Changes in assets and liabilities that provided (used) cash:
        Receivables                                                                     (153)                (1,010)
        Merchandise inventories                                                       14,111                (14,499)
        Prepaid income taxes                                                          (8,329)                   ---
        Prepaid and other assets                                                         182                     (4)
        Accounts payable                                                              (2,151)                 4,503
        Accrued expenses                                                               1,931                    934
        Accrued interest                                                                  31                    ---
        Income taxes payable                                                            (272)                   655
        Other deferred credits                                                            42                     98
                                                                                ------------            ------------
            Net cash provided by (used in) operating activities                        1,317                   (635)
                                                                                  ----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                                                                   (14,358)               (11,433)
Purchase of marketable securities                                                    (18,816)                   ---
                                                                                    ---------          ------------
             Net cash used in investing activities                                   (33,174)               (11,433)
                                                                                    ---------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Public offering of Common Stock, net of offering expenses                                ---                 28,566
Proceeds from issuance of Common Stock                                                   201                    520
Payments to redeem Common Stock                                                          ---                     (2)
                                                                               -------------          --------------
             Net cash provided by financing activities                                   201                 29,084
                                                                                 -----------              ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (31,656)                17,016
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        72,353                 13,682
                                                                                   ---------              ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $ 40,697               $ 30,698
                                                                                    ========               ========

SUPPLEMENTAL CASH FLOW INFORMATION:
              Income taxes paid                                                    $   3,946              $   3,235
              Interest paid                                                        $   2,772           $        ---



See notes to unaudited condensed consolidated financial statements.

                              BABY SUPERSTORE, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  July 31, 1996

1.       Basis of presentation:

         The accompanying condensed financial statements are unaudited. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the annual report. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Interim results are not necessarily indicative of results that may be expected for a full year.

2.       Effect of new accounting pronouncement:

         The Company was required to adopt Statement of Financial Accounting Standards (SFAS No. 121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" as of February 1, 1996. This statement requires that when the Company commits to closing specific stores, the fixed assets for such stores (primarily leasehold improvements) be written down to fair market value. The cumulative effect of the adoption of SFAS No. 121 resulted in a charge of approximately $245,000 (net of an income tax benefit of $141,000) in the May 1, 1996 income statement.

3.       Inventories:

         Inventories are valued at the lower of cost, as determined using the retail method applied on the average cost basis, or market.

4.       Long-term debt and credit facility:

         On September 27, 1995, the Company sold $115 million of 4 7/8% convertible subordinated notes due 2000. The notes are convertible, at the security holder's option, into Common Stock at any time on or before October 1, 2000, unless previously redeemed by the Company, at a conversion price of $53.875 per share. Interest is payable semi-annually on April 1st and October 1st.

         Previously NationsBank, National Association (Carolinas), provided the Company with a commitment for a one-year $25 million unsecured revolving line of credit. The line of credit had never been finalized and NationsBank declared the commitment expired for lack of use in August, 1996. On September 13, 1996, the Company received a replacement commitment from NationsBank on substantially the same terms and conditions as the prior commitment.

5.       Income taxes:

         Income taxes are provided based upon management's estimate of the annual effective tax rate.

6.       Stock split:

         The Company effected a three-for-two stock split in the form of a stock dividend in February 1995. All common share and per share data reflect this stock split.

7.       Stock options and stock purchase plan:

         During the quarter ended July 31, 1996, stock options for the purchase of 7,000 shares of Common Stock were granted at fair market value under the Stock Incentive Plan and 20,000 shares of Common Stock were granted at fair market value under the Outside Director Plan.

8.       Net income (loss) per common share:

         Net income (loss) per common share is computed based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares are represented by shares under option or warrant.

         The 4 7/8% convertible subordinated notes were determined not to be Common Stock equivalents at the issuance date based on the yield to maturity and are anti-dilutive under the "if converted" method. Therefore, the common equivalent shares represented by the 4 7/8% convertible subordinated notes are excluded from both the primary and fully diluted net income (loss) per share calculations.

9.       Inventory adjustment:

         Recently the Company determined to take the steps to strengthen its internal contols and position the Company for the future growth. Among other things, the Company has undertaken a comprehensive review of its inventory control system and has initiated implementation of a new system that the Company believes will enable it to better manage inventory. During the transition to the new inventory control system, the Company will conduct full physical chain-wide inventory counts on a quarterly basis until reliability of the system is assured. The first of these chain-wide counts was completed at the end of July 1996, and resulted in an inventory reduction of approximately $12 million pre-tax. The Company has recorded the entire adjustment in its second quarter.

BABY SUPERSTORE, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Thirteen Weeks (Second Quarter) Ended July 31, 1996 Compared to Thirteen Weeks (Second Quarter) Ended July 26, 1995:

         During the thirteen weeks ended July 31, 1996, the Company opened four stores, one of which was a relocation of an existing store, as compared to two store openings, one of which was a relocation, in the comparable period of 1995. At the end of the thirteen weeks ended July 31, 1996, the Company operated 68 stores, as compared to 46 stores at July 26, 1995. During the thirteen weeks ended July 31, 1996, sales increased 59% to $102.6 million, as compared to $64.5 million in the same period of the previous fiscal year. This increase reflects a 0.4% increase in comparable store sales, as well as sales from the 25 new stores opened and 4 stores expanded during the fifty-two week period ending July 31, 1996. Comparable store sales were below the Company's objectives, and management expects sales weakness to continue in the near term. The Company considers stores that have not expanded and are older than twelve months as comparable, and there were 37 such stores at July 31, 1996. Comparable store sales were negatively impacted by opening new stores in existing markets and by efforts to reduce inventory levels.

         Gross profit was $9.6 million, or 9.4% of sales for the thirteen weeks ended July 31, 1996 compared to $18.5 million, or 28.6% of sales for the same period of the previous fiscal year. In order to transition to a new inventory control system, the Company conducted a full chain-wide physical inventory count at the end of the second quarter of 1996. An inventory adjustment arising from the chain-wide physical inventory count totaled approximately $12 million at cost. The reduction related to a variety of circumstances including, among others, markdowns and inventory shrinkage. In addition, the Company incurred markdowns at cost during the second quarter of approximately $9 million, far in excess of any historical quarterly levels. These markdowns were primarily related to price reductions in national and private label apparel and shoes as well as SKU reduction initiatives.

         Selling, general and administrative costs for the thirteen weeks ended July 31, 1996 were $28.0 million, or 27.3% of sales, as compared to $14.0 million, or 21.8% of sales for the same period of the previous fiscal year. The increase in selling, general and administrative costs as a percentage of sales was primarily attributable to necessary increases in infrastructure in such areas as operations, loss prevention, accounting, inventory control and merchandising. In addition, selling, general, and administrative costs were adversely impacted by the lower than anticipated comparable store sales.

         As a result of the above factors, the loss from operations for the thirteen weeks ended July 31, 1996 was $18.4 million, or (17.9%) of sales, compared to net income of $4.4 million, or 6.9% of sales, for the same period of the previous fiscal year.

         Net interest expense for the quarter was $473,000, compared to net interest income of $432,000 in the second quarter of 1995. The increase in interest expense is due to the $115 million convertible subordinated notes, issued September 27, 1995 which bear an interest rate of 4 7/8%.

         The Company's effective income tax rate for the thirteen weeks ended July 31, 1996 was 38.0% compared to 38.2% in the comparable period in 1995.

         As a result of the factors described above, the net loss for the thirteen weeks ended July 31, 1996 was $11.7 million, or ($0.61) per share and (11.4%) of sales, compared to net income of $3.0 million, or $0.15 per share and 4.7% of sales for the same period in 1995.

Twenty-six Weeks Ended July 31, 1996 Compared to Twenty-six Weeks Ended July 26, 1995

         During the twenty-six weeks ended July 31, 1996, the Company opened eight stores, one of which was a relocation of an existing store, as compared to three store openings, including two relocations, in the comparable period of 1995. The Company closed one store in the second quarter of 1995 (at lease expiration). During the twenty-six weeks ended July 31, 1996, sales increased 59% to $209.3 million, as compared to $131.8 million in the same period of the previous fiscal year. This increase reflects a 4% increase in comparable store sales, as well as sales from the 25 new stores opened and 4 stores expanded during the fifty-two week period ended July 31, 1996. There were 37 stores included in the comparable store calculation at July 31, 1996.

         Gross profit was for the twenty-six weeks ended July 31, 1996 was $39.3 million, or 18.8% of sales, compared to $38.0 million, or 28.8% of sales for the same period of the previous fiscal year. In addition to the second quarter inventory reduction previously discussed, the Company incurred year-to-date markdowns far in excess of historical levels. These markdowns were primarily related to price reductions in national and private label apparel and shoes as well as SKU reduction initiatives.

         Selling, general and administrative costs for the twenty-six weeks ended July 31, 1996 were $51.7 million, or 24.7% of sales, as compared to $28.4 million, of 21.6% of sales for the same period of the previous fiscal year. In addition to infrastructure additions in operations and home office support personnel the Company incurred expenses related to eight new store openings in the twenty-six weeks ended July 31, 1996 compared to three new store openings in the same period of the previous year.

         As a result of the above factors, the loss from operations for the twenty-six weeks ended July 31, 1996 was $12.4 million, or 5.9% of sales, as compared to $9.6 million, or 7.2% of sales, for the same period of the previous fiscal year.

         Net interest expense for the twenty-six weeks ended July 31, 1996 was $895,000 compared to net interest income of $666,000 for the same period of the previous fiscal year. This was primarily attributable to interest expense associated with the Company's 4 7/8%, $115 million convertible subordinated notes issued on September 27, 1995. The unexpended proceeds are currently invested principally in cash equivalents or marketable securities with maturities of one year or less.

         The Company was required to adopt Statement of Financial Accounting Standards (SFAS No. 121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of "as of February 1, 1996. This statement requires that when the Company commits to closing specific stores, the fixed assets for such stores (primarily leasehold improvements) be written down to fair market value. The cumulative effect of the adoption of SFAS No. 121 resulted in a charge of approximately $245,000 (net of an income tax benefit of $141,000) in the May 1, 1996 income statement.

         As a result of the factors described above, the net loss for the twenty-six weeks ended July 31, 1996 was $8.4 million or ($0.44) per share and (4.0%) of sales, compared to $6.2 million net income, or $0.32 per share and 4.7% of sales for the same period of the previous fiscal year.

 LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $1.3 million during the twenty-six weeks ended July 31, 1996, compared to net cash used of $635,000 in the same period of 1995. Such increase was due primarily to decreased inventory levels and increased non-cash charges.

         Net cash flows used in investing activities totalled $33.2 million for the twenty-six weeks ended July 31, 1996, compared to $11.4 million for the same period of the previous fiscal year. This decrease was primarily due to the purchase of $18.9 million of marketable securities during the twenty-six week period ended July 31, 1996. Capital expenditures in 1996 related primarily to costs associated with eight new store openings while capital expenditures for the comparable 1995 period included costs to complete the Company's distribution and home office facility in Duncan, SC, the purchase of the Company's warehouse in Simpsonville, SC and costs associated with three new store openings.

         Net cash flows provided by financing activities were $201,000 during the twenty-six weeks ended July 31, 1996, compared to net cash provided of $29.1 million in the same period of the previous fiscal year. The Company received $28.6 million from a public offering of Common Stock in March 1995.

         Cash, cash equivalents and marketable securities totaled $94.8 million at July 31, 1996. Such amounts were invested principally in Federal agency discount notes and municipal and corporate debt securities with terms to maturity of one year or less when purchased.

         The Company estimates that capital expenditures for fiscal 1996 will approximate $30 to $40 million. During the remainder of fiscal 1996, the Company plans to open approximately 14 additional stores, an estimated four of which are expected to be relocations of existing stores. The Company anticipates that cash generated from operations, together with its existing cash resources and the available line credit, will be sufficient to satisfy the Company's cash needs for the next 12-18 months.

         Baby Superstore has never paid cash dividends on its Common Stock and has no intention of paying cash dividends in the foreseeable future.

IMPACT OF INFLATION:

         The Company does not believe inflation has had or is likely to have a material adverse effect on its results of operations.

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

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Baby Superstore, Inc.

         We have reviewed the accompanying condensed consolidated balance sheets of Baby Superstore, Inc. and subsidiaries (the "Company") as of July 31, 1996 and the related condensed consolidated statements of operations and of cash flows for the twenty-six (26) week periods then ended. These financial statements are the responsibility of the Company's management.

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

         As discussed in Note 9 to the financial statements, the Company recorded an adjustment to inventory balances in the second quarter of fiscal 1996.

Deloitte & Touche LLP
August 27, 1996

                              BABY SUPERSTORE, INC.

                           Part II - Other Information


Item 1.           LEGAL PROCEEDINGS:
                  None.

Item 2.           CHANGES IN SECURITIES:
                  None.

Item 3.           DEFAULTS UPON SENIOR SECURITIES:
                  None.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
                  None.

Item 5.           OTHER INFORMATION:
                  None.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K:

         a.       Exhibits:

                  11.1     Computation of net income(loss) per common share

         b.       Reports on Form 8-K:
                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BABY SUPERSTORE, INC.
                              Registrant)

Date:   September 13, 1996              /s/ Jack P. Tate
      ----------------------   -------------------------
                              Jack P. Tate
                              Chairman of the Board and Chief Executive Officer (Principal executive officer of the Registrant)

Date:   September 13, 1996             /s/ Jodi L. Taylor
      ----------------------  ---------------------------
                               Jodi L. Taylor
                               Chief Financial Officer
                               (Principal financial officer of the Registrant)