Form 10-Q
period 1996-10-30
BABY SUPERSTORE INC
filed 1996-12-16
CIK 927806

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended October 30, 1996

____     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____________________ to _______________

Commission File Number:  0-24614

                              BABY SUPERSTORE, INC.
               (Exact Name of Registrant as Specified in Charter)

      South Carolina                                    57-0527831
(State or Other Jurisdiction of                     (I.R.S. Employer
Incorporation or Organization)                    Identification Number)

     1201 Woods Chapel Road                                 29334
     Duncan, South Carolina                               (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code:      (864)968-9292

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    X          No

At December 11, 1996, there were 19,238,908 shares of Common Stock, no par value, outstanding.

                                  Page 1 of 17
                            Exhibits Begin on Page 17
                                        1

                              BABY SUPERSTORE, INC.

                FORM 10-Q FOR THE QUARTER ENDED OCTOBER 30, 1996

                                      INDEX


                                                                                                                   Page
Part I.  Financial Information

         Item 1.  Financial Statements (Unaudited):

                  a.  Condensed consolidated balance sheets as of October 30, 1996                                 3-4
                        and January 31, 1996

                  b.  Condensed consolidated statements of operations for the thirteen and
                        thirty-nine weeks ended October 30, 1996 and October 25, 1995                              5

                  c.  Condensed consolidated statements of cash flows for the thirty-nine
                        weeks ended October 30, 1996 and October 25, 1995                                          6

                  d.  Notes to unaudited condensed consolidated financial statements -                             7-9
                        October 30, 1996

                  e.   Independent accountant's report on review of interim financial
                         information                                                                               14

         Item 2.  Management's Discussion and Analysis of Financial                                                10-13
                     Condition and Results of Operations

Part II.  Other Information

         Item 1.  Legal Proceedings                                                                                15

         Item 2.  Change in Securities                                                                             15

         Item 3.  Defaults in Senior Securities                                                                    15

         Item 4.  Other Information                                                                                15

         Item 5.  Exhibits and Reports on Form 8-K                                                                 15

Signatures                                                                                                         16

                         Part 1 - Financial Information

Item 1.     Financial Statements

                              BABY SUPERSTORE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)



                                                      October 30,    January 31,
                                                         1996            1996
                                                     (Unaudited)         (1)

ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                            $ 44,794        $ 72,353
   Marketable securities                                  38,984          35,292
   Receivables                                             4,975           5,441
   Merchandise inventories                               100,460         101,402
   Prepaid income taxes                                    8,867             695
   Other current assets                                      107             396
                                                        --------        --------

            Total current assets                         198,187         215,579
                                                        --------        --------

PROPERTY AND EQUIPMENT, NET                               66,163          52,046
                                                        --------        --------

OTHER ASSETS:
   Deferred debt issuance costs                            2,872           3,350
   Deferred income taxes                                   1,155             444
   Utility deposits                                          330             226
                                                        --------        --------

TOTAL ASSETS                                            $268,707        $271,645
                                                        ========        ========

(1)  Derived from audited financial statements.

See notes to unaudited condensed consolidated financial statements.

                              BABY SUPERSTORE, INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

                        (In thousands, except share data)



                                                        October 30,  January 31,
                                                             1996       1996
                                                        (Unaudited)     (1)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                        $ 51,621     $ 47,400
   Accrued expenses                                           9,553        5,979
   Accrued interest                                             389        1,760
   Income taxes payable                                        --            272
                                                           --------     --------
            Total current liabilities                        61,563       55,411

OTHER DEFERRED CREDITS                                        2,492        2,381

4 7/8% CONVERTIBLE SUBORDINATED
  NOTES DUE 2000                                            115,000      115,000
                                                           --------     --------

TOTAL LIABILITIES                                           179,055      172,792
                                                           --------     --------

SHAREHOLDERS' EQUITY:
   Common Stock; no par value, 50,000,000 shares
      authorized, 19,237,558 (October 30, 1996)
      and 19,223,184 (January 31, 1996)
      shares issued and outstanding                          71,310       71,108
   Retained earnings                                         18,342       27,745
                                                           --------     --------
            Total shareholders' equity                       89,652       98,853
                                                           --------     --------

TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY                           $268,707     $271,645
                                                           ========     ========

(1)  Derived from audited financial statements.

See notes to unaudited condensed consolidated financial statements.

                              BABY SUPERSTORE, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                      (In thousands, except per share data)



                                                 Thirteen Weeks Ended              Thirty-nine Weeks Ended
                                               October 30,    October 25,       October 30,      October 25,
                                                1996            1995             1996              1995
                                             ---------       ---------        ---------         -------
Net sales                                    $  111,254      $   71,653       $  320,588        $  203,479

Cost of sales                                    81,040          51,672          251,039           145,535
                                              ---------       ---------        ---------         ---------

Gross profit                                     30,214          19,981           69,549            57,944

Selling, general and administrative              29,407          16,617           81,520            45,046
  costs

Merger-related charge                             1,279             ---            1,279               ---
                                             ----------    ------------       ----------      ------------

Income (Loss) from operations                      (472)          3,364          (13,250)           12,898

Other (income) expense                             (102)            ---              (94)              160

Interest expense                                  1,563             396            4,683               396

Interest income                                  (1,108)           (811)          (3,332)           (1,477)
                                              ----------      ----------        ---------         ---------

Income (Loss) before income taxes                  (825)          3,779          (14,507)           13,819

Income tax provision (benefit)                      173           1,444           (5,102)            5,280
                                             ----------       ---------        ----------         --------

Net income (loss)                              $   (998)      $   2,335         $ (9,405)        $   8,539
                                              ==========      =========         =========        =========

Income (Loss) per common share                 $  (0.05)     $     0.12        $   (0.49)       $     0.44
                                               =========     ==========        ==========       ==========

Weighted average common
  shares outstanding                             19,236          19,732           19,232            19,542
                                             ==========       =========        =========          ========

See notes to unaudited condensed consolidated financial statements.

                              BABY SUPERSTORE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)



                                                                                       Thirty-nine Weeks Ended
                                                                                   October 30,            October 25,
                                                                                      1996                   1995


CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                                  $  (9,405)             $   8,539
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
    Depreciation                                                                       6,661                  3,580
   Amortization of debt issuance costs                                                   478                     43
   Writedown and loss on disposition of property                                         452                    174
   Deferred income taxes                                                                (711)                     5
   Changes in assets and liabilities that provided (used) cash:
        Receivables                                                                      466                 (2,082)
        Merchandise inventories                                                          942                (32,814)
        Prepaid income taxes                                                          (8,172)                   425
        Prepaid and other assets                                                         172                    (11)
        Accounts payable                                                               4,221                 11,555
        Accrued expenses                                                               3,574                  2,186
        Accrued interest                                                              (1,371)                   353
        Income taxes payable                                                            (272)                  (187)
        Other deferred credits                                                           111                    110
                                                                                 -----------             ----------
            Net cash used in operating activities                                     (2,854)                (8,124)
                                                                                   ----------             ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                                                                   (21,217)               (16,464)
Purchase of marketable securities                                                     (3,693)                   ---
                                                                                   ----------          ------------
             Net cash used in investing activities                                   (24,910)               (16,464)
                                                                                    ---------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Public offering of Common Stock, net of offering expenses                                ---                 28,566
Proceeds from issuance of Common Stock                                                   205                    884
Costs incurred in convertible subordinated note offering                                 ---                 (3,531)
Proceeds from convertible subordinated note offering                                     ---                115,000
Payments to redeem Common Stock                                                          ---                     (2)
                                                                               -------------          --------------
             Net cash provided by financing activities                                   205                140,917
                                                                                 -----------              ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (27,559)               116,329
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        72,353                 13,682
                                                                                   ---------              ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $ 44,794               $130,011
                                                                                    ========               ========

SUPPLEMENTAL CASH FLOW INFORMATION:
              Income taxes paid                                                    $   4,003              $   5,037
              Interest paid                                                        $   5,575              $     ---


See notes to unaudited condensed consolidated financial statements.

                              BABY SUPERSTORE, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                October 30, 1996

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

2.       Effect of new accounting pronouncement:

         The Company was required to adopt Statement of Financial Accounting Standards (SFAS No. 121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" as of February 1, 1996. In accordance with this statement, the Company evaluates long-lived assets (primarily leasehold improvements) based on several factors including, but not limited to, management's plans for future operations, recent operating results and projected cash flows. When the Company commits to closing specific stores, the leasehold improvements and certain other fixed assets are written down to fair market value. The adoption of this statement did not have a material effect on the Company's financial statements.

3.       Inventories:

         Inventories are valued at the lower of cost, as determined using the retail method applied on the average cost basis, or market.

4.       Long-term debt:

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

7.       Stock options and stock purchase plan:

         During the quarter ended October 30, 1996, stock options for the purchase of 394,250 shares of Common Stock were granted at fair market value under the Stock Incentive Plan, subject to shareholder approval at the next annual or special meeting of an increase in the shares authorized under the Stock Incentive Plan.

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

9.       Merger agreement:

         On October 2, 1996, the Company announced the execution of a definitive Merger Agreement pursuant to which Toys "R" Us, Inc. will acquire Baby Superstore,Inc. in an exchange of shares. Under the terms of the Agreement, Baby Superstore shareholders will receive .8121 of a share of Toys "R" Us stock for each Baby Superstore share, and Jack Tate, founder, Chairman and Chief Executive Officer of Baby Superstore, will receive .5150 of a share for each Baby Superstore share. The Merger, which has been approved by both Boards of Directors, is subject to approval by Baby Superstore shareholders. The transaction is anticipated to close around the end of January 1997. Mr. Tate, holder of approximately 46% of Baby Superstore common stock, has entered into an agreement to vote, and has granted Toys "R" Us an irrevocable proxy to vote, his shares in favor of the merger.

10.      Inventory adjustment:

         Recently the Company determined to take steps to strengthen its internal controls and position the Company for future growth. Among other things, the Company has undertaken a comprehensive review of its inventory control system and has initiated implementation of a new system that the Company believes will enable it to better manage inventory. During the transition to the new inventory control system, the Company will conduct full physical chain-wide inventory counts on a quarterly basis until reliability of the system is assured. The first of these chain-wide counts was completed at the end of July 1996, and resulted in an inventory reduction of approximately $12 million pre-tax. The Company recorded the entire adjustment in its second quarter. An additional chain-wide physical inventory was taken at the end of October 1996. The book to physical adjustment arising from such count required no material adjustment.

BABY SUPERSTORE, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Thirteen Weeks (Third Quarter) Ended October 30, 1996 Compared to Thirteen Weeks (Third Quarter) Ended October 25, 1995:

         During the thirteen weeks ended October 30, 1996, the Company opened six stores, one of which was a relocation of an existing store, compared to seven store openings, one of which was a relocation, in the comparable period of 1995. At the end of the thirteen weeks ended October 30, 1996, the Company operated 73 stores, compared to 52 stores at October 25, 1995. During the thirteen weeks ended October 30, 1996, sales increased 55% to $111.3 million, compared to $71.7 million in the same period of the previous fiscal year. This increase reflects sales from new store openings as well as a 2% decline in comparable store sales. The Company considers stores that have not expanded and are older than twelve months as comparable, and there were 40 such stores at October 30, 1996. Comparable store sales were negatively impacted by opening new stores in existing markets and by efforts to reduce inventory levels.

         Gross profit was $30.2 million, or 27.2% of sales for the thirteen weeks ended October 30, 1996 compared to $20.0 million, or 27.9% of sales for the same period of the previous fiscal year. The decrease in gross margin was due primarily to the increased share of business represented by commodities, a low margin category.

         Selling, general and administrative costs for the thirteen weeks ended October 30, 1996 were $29.4 million, or 26.4% of sales, compared to $16.6 million, or 23.2% of sales for the same period of the previous fiscal year. The increase in selling, general and administrative costs was primarily attributable to necessary increases in infrastructure in such areas as operations, loss prevention, accounting, inventory control and merchandising. In addition, selling, general, and administrative costs as a percentage of sales were adversely impacted by the lower than anticipated comparable store sales.

         Merger-related charges incurred during the third quarter of 1996 related to the Toys "R" Us merger totaling $1.3 million, were included in operating expenses for the period.

         As a result of the above factors, the loss from operations for the thirteen weeks ended October 30, 1996 was $472,000, or (0.4%) of sales, compared to net income from operations of $3.4 million, or 4.7% of sales, for the same period of the previous fiscal year.

         Net interest expense for the quarter was $455,000, compared to net interest income of $415,000 in the third quarter of 1995. The increase in interest expense is due to the $115 million convertible subordinated notes, issued September 27, 1995 which bear an interest rate of 4 7/8%.

         Merger-related costs expensed during the quarter are not deductible for income tax purposes. As a result the Company did not recognize an income tax benefit for these expenses. Excluding the effect of these non-deductible charges, the Company's effective income tax rate for the thirteen weeks ended October 30, 1996 was 38.0%, compared to 38.2% in the comparable period in 1995.

         As a result of the factors described above, the net loss for the thirteen weeks ended October 30, 1996 was $998,000, or ($0.05) per share and (0.9%) of sales, compared to net income of $2.3 million, or $0.12 per share and 3.3% of sales for the same period in 1995.

Thirty-nine Weeks Ended October 30, 1996 Compared to Thirty-nine Weeks Ended October 25, 1995:

         During the thirty-nine weeks ended October 30, 1996, the Company opened 14 stores, two of which were relocations of existing stores, compared to ten store openings, including three relocations, in the comparable period of 1995. During the thirty-nine weeks ended October 30, 1996, sales increased 58% to $320.6 million, compared to $203.5 million in the same period of the previous fiscal year. This increase reflects sales from new store openings as well as a 2% increase in comparable store sales. There were 40 stores included in the comparable store calculation at October 30, 1996.

         Gross profit for the thirty-nine weeks ended October 30, 1996 was $69.5 million, or 21.7% of sales, compared to $57.9 million, or 28.5% of sales for the same period of the previous fiscal year. An inventory adjustment of approximately $12 million was recorded in the second quarter of 1996. The reduction related to a variety of circumstances including among others, markdowns and inventory shrinkage. In addition to the approximate $12 million second quarter inventory reduction, the Company incurred year-to-date markdowns far in excess of historical levels. These markdowns were primarily related to price reductions in national and private label apparel and shoes as well as SKU reduction initiatives.

         Selling, general and administrative costs for the thirty-nine weeks ended October 30, 1996 were $81.5 million, or 25.4% of sales, compared to $45.0 million, of 22.1% of sales for the same period of the previous fiscal year. As previously mentioned, the increase in selling, general and administrative expenses as a percentage of sales is due primarily to infrastructure additions in operations and home office support personnel.

         As a result of the above factors, the loss from operations for the thirty-nine weeks ended October 30, 1996 was $13.3 million, or 4.1% of sales, compared to income from operations of $12.9 million, or 6.3% of sales, for the same period of the previous fiscal year.

         Net interest expense for the thirty-nine weeks ended October 30, 1996 was $1.4 million compared to net interest income of $1.1 million for the same period of the previous fiscal year. This was primarily attributable to interest expense associated with the Company's 4 7/8%, $115 million convertible subordinated notes issued on September 27, 1995. The unexpended proceeds are currently invested principally in cash equivalents or marketable securities with maturities of one year or less.

         As a result of the factors described above, the net loss for the thirty-nine weeks ended October 30, 1996 was $9.4 million or ($0.49) per share and (2.9%) of sales, compared to $8.5 million net income, or $0.44 per share and 4.2% of sales for the same period of the previous fiscal year.

 LIQUIDITY AND CAPITAL RESOURCES:

         Net cash used in operating activities was $2.9 million during the thirty-nine weeks ended October 30, 1996, compared to net cash used of $8.1 million in the same period of 1995. Such decrease was due primarily to inventory reduction efforts which lowered merchandise inventories during the thirty-nine weeks ended October 30, 1996.

         Net cash flows used in investing activities totaled $24.9 million for the thirty-nine weeks ended October 30, 1996, compared to $16.5 million for the same period of the previous fiscal year. This increase in cash usage was primarily due to the purchase of $3.7 million of marketable securities during the thirty-nine week period ended October 30, 1996 as well as increased capital expenditures compared to the same period of 1995. Capital expenditures in 1996 related primarily to costs associated with 14 new store openings while capital expenditures for the comparable 1995 period included costs to complete the Company's distribution and home office facility in Duncan, SC, the purchase of the Company's warehouse in Simpsonville, SC and costs associated with 10 new store openings.

         Net cash flows provided by financing activities were $205,000 during the thirty-nine weeks ended October 30, 1996, compared to net cash provided of $140.9 million in the same period of the previous fiscal year. The Company received $28.6 million from a public offering of Common Stock in March 1995 and $111.5 million net proceeds from the convertible subordinated note offering in September 1995.

         Cash, cash equivalents and marketable securities totaled $83.8 million at October 30, 1996. Such amounts were invested principally in Federal agency discount notes and municipal and corporate debt securities with terms to maturity of one year or less when purchased.

      The Company estimates that capital expenditures for fiscal 1996 will be approximately $30 to $40 million. During the remainder of fiscal 1996, the Company plans to open approximately six additional stores, an estimated two of which are expected to be relocations of existing stores.

         Baby Superstore has never paid cash dividends on its Common Stock and has no intention of paying cash dividends in the foreseeable future.

IMPACT OF INFLATION:

         The Company does not believe inflation has had or is likely to have a material adverse effect on its results of operations.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENT:

         In October 1995, Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," was issued and is effective for the Company on February 1, 1996. As permitted by SFAS No. 123, the Company will continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded to its stock based compensation awards to employees and will disclose the required proforma effect on net income and earnings per share.

INDEPENDENT ACCOUNTANTS' REPORT

The Board of Directors
Baby Superstore, Inc.

         We have reviewed the accompanying condensed consolidated balance sheets of Baby Superstore, Inc. as of October 30, 1996 and the related condensed consolidated statements of operations and of cash flows for the thirteen and thirty-nine week periods ended October 30, 1996. These financial statements are the responsibility of the Company's management.

         We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

         We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Baby Superstore, Inc. and subsidiaries as of January 31, 1996, and the related consolidated statements of income and of cash flows for the year then ended (not presented herein); and in our report dated March 29, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Deloitte & Touche LLP
November 22, 1996

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

Item 3.           DEFAULTS UPON SENIOR SECURITIES:
                  None.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
                  None.

Item 5.           OTHER INFORMATION:
                  None.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K:

         a.       Exhibits:

                  10.1*    Agreement and Plan of Merger Among Toys "R" Us Inc.,
                           Baby Superstore, Inc. and Jack Tate
                  10.2*    Shareholders Agreement
                  10.3     Employment Agreement
                  10.4     Extended Benefit Agreement
                  10.5     Amended and Restated 1994 Baby Superstore, Inc.
                           Stock Incentive Plan
                  11.1     Computation of net income(loss) per common share
                  *  Filed with Form 8-K dated October 2, 1996.
                     Incorporated herein by reference.

         b.       Reports on Form 8-K:

                  The Company filed a Current Report on Form 8-K dated October 2, 1996 announcing the execution of a definitive Merger Agreement with Toys "R" Us.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         BABY SUPERSTORE, INC.
                                        (Registrant)

Date:       December 13, 1996                      /s/ Jack P. Tate
        ------------------------          -------------------------
                                         Jack P. Tate
                                         Chairman of the Board and Chief
                                             Executive Officer
                                         (Principal executive officer of
                                             the Registrant)

Date:       December 13, 1996                     /s/ Jodi L. Taylor
        ------------------------         ---------------------------
                                         Jodi L. Taylor
                                         Chief Financial Officer
                                         (Principal financial officer of the
                                             Registrant)